Form 10-K
period 1996-12-31
IMH ASSETS CORP
filed 1998-01-28
CIK 1017447

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended December 31, 1996

                                       OR

/_/ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

                          Commission File No. 333-38879
                                             ----------

                        IMH ASSETS CORP. (SERIES 1996-1)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UNITED STATES                               33-0705301
              -------------                               ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                               20371 IRVINE AVENUE
                       SANTA ANA HEIGHTS, CALIFORNIA 92707
                       -----------------------------------
              (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  714 556-0122
                                                     --- --------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                        on which registered
          -------------------                        -------------------

                NONE                                   NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                       -----------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X            No
                                -----            -----

DOCUMENTS INCORPORATED BY REFERENCE:
------------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated August 27, 1996, together with the Prospectus dated August 21, 1996.

                                  IMH ASSETS CORP. (SERIES 1996-1)

                                              FORM 10-K

                                          TABLE OF CONTENTS
                                                                                      Page
                                                                                      ----

Part I

         Item     1.  Business.......................................................    1

         Item     2.  Properties.....................................................    1

         Item     3.  Legal Proceedings..............................................    1

         Item     4.  Submission of Matters to a Vote of Security Holders............    1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Shareholder Matters............................    1

         Item     6.  Selected Financial Data........................................    1

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations........................    2

         Item     8.  Financial Statements and Supplementary Data....................    2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure............................    2


Part III

         Item    10.  Directors and Officers of the Registrant.......................    2

         Item    11.  Executive Compensation.........................................    2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management......................................    2

         Item    13.  Certain Relationships and Related Transactions.................    3

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K....................................    3


                                     PART I

ITEM 1   BUSINESS.

         Not applicable.


ITEM 2   PROPERTIES.

         Not applicable.


ITEM 3   LEGAL PROCEEDINGS.

         There were no material legal proceedings involving either the Mortgage Pool, the Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) There is no established trading market for the Bonds.

         (b) As of January 28, 1998, with respect to Series 1996-1 there was one
(1) holder of record of the Registrant's Bonds.


ITEM 6   SELECTED FINANCIAL DATA.

         Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


         Not applicable.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.


ITEM 11  EXECUTIVE COMPENSATION.

         Not applicable.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

         The Registrant is not aware of any record owner of more than 5% of the Bonds as of the close of business on January 2, 1998.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.


ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         Not applicable.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report, proxy statement, form of proxy or other soliciting material has been sent to Bondholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

         Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMH ASSETS CORP.
                                      (Registrant and as Depositor)



                                      By:   /s/ Richard Johnson
                                            ---------------------------
                                            Richard Johnson
                                            Chief Financial Officer

                                      Date:   January 28, 1998