Form 10-K
period 2002-12-31
IMH ASSETS CORP
filed 2003-04-15
CIK 1017447

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

                                IMH ASSETS CORP
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

            Registrant's telephone number, including area code:
                               (714) 475-3600

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

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS A
     $470,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-1
     CLASS B
     $25,000,000
     100.0%

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

     Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on November 26,2002 on Form 8-K/A on January 27,2003.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002 on Form 8-K/A on January 27,2003.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002 and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 on Form 8-K/A on January 27,2003.

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



                                             By: Impac Funding Corporation
                                             as Master Servicer on behalf
                                             of the Registrant


                                            By: /s/: Richard J. Johnson
                                              Name: Richard J. Johnson
                                       Company:  Impac Funding Corporation
                                      Title:  Executive Vice President and
                                       Chief Financial Officer






Date:  April 15, 2003

Certification


I, Richard J. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac CMB Trust Series 2002-1, Collateralized Asset-Backed Bonds, Series 2002-1;

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

Date: April 15,2003

By: /s/: Richard Johnson
Name: Richard J. Johnson
Company:  Impac Funding Corporation
Title:  Executive Vice President and Chief Financial Officer



EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.










Exhibit 99.1


                        IMPAC FUNDING CORPORATION       Toll Free 800/597.4101
                        1401 Dove Street                www.impaccompanies.com
                        Newport Beach, California 92660



OFFICER'S CERTIFICATE

Re: Impac CMB Trust Series 2002-1, Collateralized Asset-Backed Bonds, Series 2002-1

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